Form 10-K
period 2005-12-31
BMW Vehicle Owner Trust 2005-A; BMW FS SECURITIES LLC
filed 2006-03-29
CIK 1320613, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


                                   333-122561
                                  333-122561-01
                            (Commission File Number)


                              BMW FS Securities LLC
                         BMW Vehicle Owner Trust 2005-A
             (Exact name of registrant as specified in its charter)


         Delaware
         Delaware                                       22-3784653
(State or other jurisdiction of              (IRS Employer Identification No.)
       incorporation)



     300 Chestnut Ridge Road
        Woodcliff Lake, NJ                                 07677
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code : (201) 307-4000


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

            NOT APPLICABLE.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            NOT APPLICABLE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

            NOT APPLICABLE.

PART I

Item 1.  Business

         NOT APPLICABLE.

Item 2.  Properties

         NOT APPLICABLE.

Item 3.  Legal Proceedings

         NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         NOT APPLICABLE.

Item 6.  Selected Financial Data

         NOT APPLICABLE.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         NOT APPLICABLE.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE.

Item 8.  Financial Statements and Supplementary Data

         NOT APPLICABLE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE.

Item 9A.  Controls and Procedures

         NOT APPLICABLE.

Item 9B.  Other Information.

         NONE.

PART III

Item 10. Directors and Executive Officers of the Registrant

         NOT APPLICABLE.

Item 11. Executive Compensation

         NOT APPLICABLE.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         NOT APPLICABLE.

Item 13. Certain Relationships and Related Transactions

         NOT APPLICABLE.

Item 14. Principal Accountant Fees and Services

         NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following documents are filed as part of this report:

                  (1) Financial Statements:

                  NOT APPLICABLE.

                  (2)  Financial Statement Schedules:

                  NOT APPLICABLE.

                  (3)  Exhibits:

           Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the April 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on April 25, 2005, file number 333-122561-01), (ii) the May 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on May 25, 2005, file number 333-122561-01), (iii) the June 27, 2005
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on June 27, 2005, file number 333-122561-01), (iv) the July 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on July 27, 2005, file number 333-122561-01), (v) the August 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on August 25, 2005, file number 333-122561-01), (vi) the September 26, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on September 26, 2005, file number 333-122561-01), (vii) the October 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on October 26, 2005, file number 333-122561-01), (viii) the November 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on November 28, 2005, file number 333-122561-01) and (ix) the December 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on December 28, 2005, file number 333-122561-01).

         Exhibit 31.1   Certification Pursuant to the Sarbanes-Oxley Act of 2002

         Exhibit 99.1   Annual Servicer Statement of Compliance

         Exhibit 99.2 Annual Statement of Independent Accountants Report for the Servicer

         Exhibit 99.3   Management Assertion

         (b)  EXHIBITS TO THIS REPORT ARE LISTED IN ITEM (15)(A)(3) ABOVE.

         (c)  NOT APPLICABLE.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BMW FS Securities LLC
                           BMW Vehicle Owner Trust 2005-A

                           Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 29, 2006               By:  /s/ Kerstin Zerbst
                                        ----------------------------------------
                                        Kerstin Zerbst
                                        Chief Financial Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 31.1       Certification Pursuant to the Sarbanes-Oxley Act of 2002
 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report
 99.3       Management Assertion