Form 10-K
period 2006-12-31
BMW Vehicle Owner Trust 2005-A
filed 2007-04-02
CIK 1320613

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2006


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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                              [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes [_] No [X]

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

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

         NOT APPLICABLE.

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

         NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements:

                  NOT APPLICABLE.

                  (2)      Financial Statement Schedules:

                  NOT APPLICABLE.

                  (3)      Exhibits:

                  Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on January 25, 2006, file number 333-122561-01), (ii) the February 27, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on February 27, 2006, file number 333-122561-01), (iii) the March 27, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on March 27, 2006, file number 333-122561-01 and Form 8-K/A filed on April 3, 2006, file number 333-122561-01), (iv) the April 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on April 25, 2006, file number 333-122561-01), (v) the May 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on May 25, 2006, file number 333-122561-01), (vi) the June 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on June 26, 2005, file number 333-122561-01),
(vii) the July 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on July 25, 2006, file number 333-122561-01), (viii) the August 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on August 25, 2006, file number 333-122561-01), (ix) the September 25, 2006
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on September 25, 2006, file number 333-122561-01),
(x) the October 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on October 25, 2006, file number 333-122561-01), (xi) the November 25, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on November 27, 2006, file number 333-122561-01) and (xii) the December 26, 2006 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on December 27, 2006, file number 333-122561-01).

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

                                          BMW FS Securities LLC
                                          BMW Vehicle Owner Trust 2005-A

                        Signed: BMW Financial Services NA, LLC, as Servicer

Date: April 2, 2007                   By:  /s/  Kerstin Zerbst
                                          ---------------------------
                                                Kerstin Zerbst
                                                Chief Financial Officer


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

                        EXHIBIT INDEX

Exhibit     Description

31.1       Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.1       Servicer's Annual Statement of Compliance
99.2       Servicer's Annual Independent Accountants' Report
99.3       Management Assertion