Form 10-K
period 2007-12-31
BMW Vehicle Owner Trust 2005-A
filed 2008-03-31
CIK 1320613

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2007


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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes [X] No [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes [_] No [X] (1)

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

Large Accelerated Filer[_]     Accelerated Filer[_]     Non-Accelerated Filer[X]

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

      NOT APPLICABLE.

Item 3.  Legal Proceedings

      NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

      NONE.


--------------------
(1) The registrant has not been subject to the filing requirements of the Securities Exchange Act of 1934 during the referenced period with respect to the referenced trust by reason of Section 15(d) thereof. The registrant voluntarily files reports with respect to such trust on form 10-K and 8-K.

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

      NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

      (a)   The following documents are filed as part of this report:

            (1)   Financial Statements:

            NOT APPLICABLE.

            (2)   Financial Statement Schedules:

            NOT APPLICABLE.

            (3)   Exhibits:

            Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 25, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on January 25, 2007, file number 333-122561-01), (ii) the February 26, 2007
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on February 27, 2007, file number 333-122561-01),
(iii) the March 26, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on March 27, 2007, file number 333-122561-01, file number 333-122561-01), (iv) the April 25, 2007 Distribution
Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on May 22, 2007, file number 333-122561-01), (v) the May 25, 2007
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on May 25, 2007, file number 333-122561-01), (vi) the June 25, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on June 25, 2007, file number 333-122561-01), (vii) the July 25, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on July 25, 2007, file number 333-122561-01), (viii) the August 27, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on August 27, 2007, file number 333-122561-01), (ix) the September 25, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on September 25, 2007, file number 333-122561-01), (x) the October 25, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on October 25, 2007, file number 333-122561-01), (xi) the November 26, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on November 27, 2007, file number 333-122561-01) and (xii) the December 26, 2007 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2005-A Form 8-K filed on December 26, 2007, file number 333-122561-01).

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

                                          BMW FS Securities LLC
                                          BMW Vehicle Owner Trust 2005-A

                             Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 31, 2008                     By:  /s/  Kerstin Zerbst
                                             ---------------------------
                                                Kerstin Zerbst
                                                Chief Financial Officer


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